Form 10-Q
period 1995-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP II D
filed 1995-05-12
CIK 739712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          _______________________

                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
           of the United States Securities Exchange Act of 1934

                          _______________________


For Quarter Ended March 31, 1995              Commission File No. 2-89177


             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
          (Exact name of registrant as specified in its charter)


         Massachusetts                                         04-2819913
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)


One Financial Center, 21st Floor, Boston, MA                        02111
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code         (617) 482-8000


Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X          No
                               ---              ---
                          There are no Exhibits.

                              Page 1 of 12
(Page 2)

              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

               INDEX                                Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of March 31, 1995
  and December 31, 1994                             3

Statements of Operations For the Quarters Ended
  March 31, 1995 and 1994                           4

Statements of Cash Flows For the Quarters Ended
  March 31, 1995 and 1994                           5

Notes to Financial Statements                       6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations     8 - 9

Computer Equipment Portfolio                        10

Part II.  OTHER INFORMATION

Items 1 - 6                                         11

Signature                                           12

(Page 3)

                      PART I.  FINANCIAL INFORMATION

              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                              Balance Sheets

                                  Assets
                                             (Unaudited)  (Audited)
                                              3/31/95      12/31/94
Investment property, at cost (note 3):
 Computer equipment                         $   901,473   $   966,011
  Less accumulated depreciation                 865,505       924,484
                                            -------------------------
   Investment property, net                      35,968        41,527

Cash and cash equivalents                       341,842       871,445
Rents receivable, net of allowance for
 doubtful accounts (note 2)                       4,332         2,946
                                            -------------------------
  Total assets                              $   382,142   $   915,918
                                            -------------------------
                                            -------------------------

                     Liabilities and Partners' Equity
Liabilities:
 Accounts payable and accrued
  expenses - affiliates (note 5)           $     30,002   $    43,219
 Accrued expenses                                 3,657        11,901
 Accounts payable                                51,819        58,420
 Distribution payable                            28,974             -
 Unearned rental revenue                          4,966         4,769
                                            -------------------------
  Total liabilities                             119,418       118,309
                                            -------------------------
Partners' equity:
 General Partner:
  Capital contribution                            1,000         1,000
  Cumulative net income                       1,470,799     1,414,723
  Cumulative cash distributions              (1,471,799)   (1,442,825)
                                                      -       (27,102)
                                            -------------------------
Limited Partners (55,050 units):
Capital contribution, net of offering costs  24,523,033    24,523,033
 Cumulative net income                        3,703,992     3,715,479
 Cumulative cash distributions              (27,964,301)  (27,413,801)
                                            -------------------------
                                                262,724       824,711
                                            -------------------------
  Total partners' equity                        262,724       797,609
                                            -------------------------
  Total liabilities and partners' equity    $   382,142   $   915,918
                                            -------------------------
                                            -------------------------

              See accompanying notes to financial statements.
(Page 4)

              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                         Statements of Operations
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)
                                    1995         1994
Revenue:
 Rental income                    $ 71,048      $ 94,495
 Interest income                    10,517           232
 Net gain on sale of equipment       1,755         6,455
                                  ----------------------
   Total revenue                    83,320       101,182

Costs and expenses:
 Depreciation                       12,056        37,770
 Interest                               43           767
 Related party expenses (note 5):
  Management fees                    2,984         6,652
  General and administrative        23,648        25,878
                                  ----------------------
   Total costs and expenses         38,731        71,067
                                  ----------------------
Net income                        $ 44,589      $ 30,115
                                  ----------------------
                                  ----------------------
Net loss per Limited
 Partnership Unit                 $  (0.21)     $  (6.03)
                                  ----------------------
                                  ----------------------

              See accompanying notes to financial statements.
(Page 5)

              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                         Statements of Cash Flows
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)
                                                     1995        1994
Cash flows from operating activities:
 Net income                                       $  44,589   $  30,115
                                                  ---------------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      12,056      37,770
   Net gain on sale of equipment                     (1,755)     (6,455)
   Net increase in current assets                    (1,386)     (5,549)
   Net decrease in current liabilities              (27,865)     (4,179)
                                                  ---------------------
     Total adjustments                              (18,950)     21,587
                                                  ---------------------
     Net cash provided by operating activities       25,639      51,702
                                                  ---------------------
Cash flows from investing activities:
 Net (refund of) proceeds from sales
  of investment property                             (4,742)     26,613
                                                  ---------------------
     Net cash (used in) provided by
      investing activities                           (4,742)     26,613
                                                  ---------------------
Cash flows from financing activities:
 Principal payments on notes payable - affiliate          -     (13,602)
 Cash distributions to partners                    (550,500)    (72,435)
                                                  ---------------------
     Net cash used in financing activities         (550,500)    (86,037)
                                                  ---------------------
Net decrease in cash and cash equivalents          (529,603)     (7,722)

Cash and cash equivalents at beginning of period    871,445       43,184
                                                  ----------------------
Cash and cash equivalents at end of period        $ 341,842   $   35,462
                                                  ----------------------
                                                  ----------------------
Supplemental cash flow information:
 Interest paid during the period                  $   1,120   $      767
                                                  ----------------------
                                                  ----------------------

              See accompanying notes to financial statements.
(Page 6)
              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                       Notes to Financial Statements
                                (Unaudited)

(1)  Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership II-D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable $8,426, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)  Investment Property

At March 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $17,184, subject to existing leases, and equipment with a depreciated cost basis of $18,784 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1995 and 1994 are as follows:

                              1995      1994

Management fees            $  2,984   $  6,652
Reimbursable expenses paid   22,855     23,083
                           -------------------
                           $ 25,839   $ 29,735
                           -------------------
                           -------------------

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(Page 8)
              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                (Unaudited)

Results of Operations

The   following  discussion  relates  to  the  Partnership's
operations  for  the  quarter  ended  March  31,   1995   in
comparison to the quarter ended March 31, 1994.

The Partnership realized net income of $44,589 and $30,115 for the quarters ended March 31, 1995 and 1994, respectively. Rental income decreased $23,447 or 25% between the three month periods. The decrease is primarily due to lower rental rates on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances.

Total costs and expenses decreased 46% in 1995 primarily as a result of lower depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated and the overall reduction in the equipment portfolio. Management fees expense decreased in relation to the decline in rental income.

The  Partnership  recorded net loss per Limited  Partnership
Unit of $0.21 and $6.03 for the quarters ended March 31, 1995 and 1994, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

(Page 9)

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CMI has been settled and the remaining proceeds have been distributed to the Partners.

The Partnership's investing activities for the quarter resulted in equipment sales with a cost basis of $65,138. During the current quarter, there was a refund of sales proceeds related to the return of damaged equipment. The refund resulted in a net refund of sales proceeds of $4,742 for which the partnership has billed the original lessee for damages. Associated with the equipment sales was a $5,897 charge off of losses against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the operations of the Partnership beginning in 1995.

Cash distributions are currently at an annual level of 4% per Limited Partnership Unit, or $5.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1995, the Partnership declared a cash distribution of $289,737, of which $14,487 was allocated to the General Partners and $275,250 was allocated to the Limited Partners. The distribution will be made on May 31, 1995. The Partnership expects distributions to be more volatile as its operations are winding down.

The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

(Page 10)
              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

                 Computer Equipment Portfolio (Unaudited)
                              March 31, 1995

Lessee

Allnet Communication Services, Incorporated
American Telephone & Telegraph Company, Incorporated
Comdisco, Incorporated
Comsource, Incorporated
Emerson Electric Company, Incorporated
Employers Insurance of Wausau, Incorporated
FAX International, Incorporated
Genix Corporation
Infotech Corporation
J. Walter Thompson, U.S.A., Incorporated
Keystone Insurance Company, Incorporated
Louisiana Gas Services, Incorporated
Nissan Motor Manufacturing Corporation, U.S.A.
Retail Technology, Incorporated
South Carolina Electric & Gas
Superior Electric Company, Incorporated


Equipment Description    Acquisition Price

Computer Peripherals     $ 684,218
Processors & Upgrades       39,665
Telecommunications          18,931
Other                      158,659
                         ---------
                         $ 901,473
                         ---------
                         ---------

(Page 11)
                        PART II.  OTHER INFORMATION

              WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                   (A Massachusetts Limited Partnership)

Item 1.  Legal Proceedings
         Response:  None

Item  2. Changes in the Rights of the Partnership's Security
           Holders
         Response:  None

Item 3.  Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)
                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP II-D
(Registrant)

By:  Wellesley Leasing Partnership,
its General Partner

By:  TLP Leasing Programs, Inc.,
one of its Corporate General
Partners


Date:    May 12, 1995

By: Arthur P. Beecher,
    President