Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II D
filed 1995-08-15
CIK 739712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                         _______________________

                                FORM 10-Q
               Quarterly Report Under Section 13 or 15(d)
             of the United States Securities Exchange Act of
                                  1934

                         _______________________


For Quarter Ended June 30, 1995               Commission File No. 2-89177


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


                                  INDEX                       Page No.

Part I.   FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995 and
  December 31, 1994                                           3

Statements  of  Operations  For   the
  Quarters Ended June 30, 1995 and 1994 and the  Six
  Months Ended June 30, 1995 and 1994                         4

Statements of Cash Flows For  the  Six
  Months Ended June 30, 1995 and 1994                         5

Notes to Financial Statements                                 6 - 7

Management's  Discussion and  Analysis  of
  Financial Condition and Results of Operations               8 - 10

Part II.  OTHER INFORMATION

Items 1 - 6                                                   11

Signature                                                     12

                     PART I.   FINANCIAL INFORMATION

             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                             Balance Sheets

                                            Assets
(Unaudited)                       (Audited)
                                              6/30/95       12/31/94
Investment property, at cost:
 Computer equipment                          $        -    $ 966,011
  Less accumulated depreciation                       -      924,484
   Investment property, net                           -       41,527

Cash and cash equivalents                        83,449      871,445
Marketable securities (note 2)                  168,295            -
Rents receivables, net                                -        2,946
Accounts receivable - affiliates,
  net (note 2)                                        -            -

  Total assets                               $  251,744    $ 915,918

                    Liabilities and Partners' Equity
Liabilities:
 Accounts   payable  and  accrued
   expenses - affiliates                     $        -    $  43,219
 Accrued expenses                                     -       11,901
 Accounts payable                                     -       58,420
 Unearned rental revenue                              -        4,769

  Total liabilities                                   -      118,309

Partners' equity:
 General Partner:
  Capital contribution                            1,000        1,000
  Cumulative net income                       1,485,286    1,414,723
  Cumulative cash distributions              (1,486,286)  (1,442,825)
                                                      -      (27,102)
 Limited Partners (55,050 units):
  Capital contribution, net of
     offering costs                          24,523,033   24,523,033
  Cumulative net income                       3,968,262    3,715,479
  Cumulative cash distributions             (28,239,551) (27,413,801)
                                                251,744      824,711
  Total partners' equity                        251,744      797,609

  Total liabilities and partners' equity     $  251,744    $ 915,918

             See accompanying notes to financial statements.

             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                        Statements of Operations
                               (Unaudited)

                          Quarters Ended        Six Months Ended
                             June 30,               June 30,
                          1995      1994        1995       1994
Revenue:
 Rental income           $44,838   $69,687     $115,886   $164,182
 Interest income           3,824     2,000       14,341      2,231
 Other income             62,524         -       62,524          -
 Net gain on sale
  of equipment            52,536   149,428       54,291    155,883
 Recovery of net unsecured
  pre-petition claim
    (note 2)             168,295         -      168,295          -


   Total revenue         332,017   221,115      415,337    322,296

Costs and expenses:
 Depreciation                 -     31,957      12,056     69,727
 Interest                     -        562          43      1,329
 Related party expenses
   (note 4):
  Management fees         1,674        591       4,658      7,243
  General and
    administrative       57,818     26,952      81,466     52,829
 Reversal of provision
   for doubtful
     accounts            (6,232)   (13,382)     (6,232)   (13,382)

     Total costs
       and  expenses     53,260     46,680      91,991    117,746

Net income             $278,757   $174,435    $323,346   $204,550

Net income (loss)
   per Limited
   Partnership Unit    $   4.80   $   1.69    $   4.59   $  (4.34)

             See accompanying notes to financial statements.

             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                        Statements of Cash Flows
             For the Six Months Ended June 30, 1995 and 1994
                               (Unaudited)

                                                1995          1994
Cash flows from operating activities:
 Net income                                     $323,346      $204,550

 Adjustments to reconcile net income to net
  cash (used in) provided by
    operating activities:
   Depreciation                                   12,056        69,727
   Net gain on sale of equipment                 (54,291)     (155,883)
   Reversal of provision for doubtful accounts    (6,232)      (13,382)
   Net (increase) decrease in current assets    (159,117)       77,967
   Net decrease in current liabilities          (118,309)     (123,144)

     Total adjustments                          (325,893)     (144,715)

      Net  cash  (used in) provided
         by  operating activities                 (2,547)       59,835

Cash flows from investing activities:
 Purchase of investment property                       -        (1,037)
 Proceeds from sales of investment property       83,762       217,796

     Net cash provided by investing activities    83,762       216,759

Cash flows from financing activities:
 Principal payments on notes
   payable - affiliate                                 -       (27,409)
 Cash distributions to partners                 (869,211)     (144,869)

     Net cash used in financing activities      (869,211)     (172,278)

Net (decrease) increase in  cash
   and  cash equivalents                        (787,996)      104,316

Cash and cash equivalents
   at beginning of period                        871,445        43,184

Cash and cash equivalents at end of period      $ 83,449      $147,500

Supplemental cash flow information:
 Interest paid during the period                $  1,120      $  1,329


             See accompanying notes to financial statements.
             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

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

In the fourth quarter of 1994, the General Partner
announced  its  intentions  of  winding  down  the
operations of the Partnership beginning  in  1995.
As  of  June 30, 1995, all assets have  been  sold
with  the  exception of the marketable  securities
and  the  unsecured pre-petition  claim,  and  the
proceeds  have  been  accumulated  to  settle  all
outstanding   liabilities   and   make   a   final
distribution.   The  Partnership   will   not   be
terminated until the unsecured pre-petition claim against CMI has been settled and the remaining proceeds have been distributed to the Partners
(see note 4 for further discussion).

(2)                     Significant     Accounting
Policies

Allowance for Doubtful Accounts

The  financial statements include an allowance for
estimated  losses  on  receivable  balances.   The
allowance for doubtful accounts is based  on  past
write   off   experience  and  an  evaluation   of
potential   uncollectible  accounts   within   the
current  receivable balances.  Receivable balances
which  are  determined  to  be  uncollectible  are
charged   against  the  allowance  and  subsequent
recoveries, if any, are credited to the allowance.
At  June  30,  1995  and December  31,  1994,  the
allowance   for  doubtful  accounts  included   in
accounts receivable - affiliates was $246,368, respectively, all of which was related to the unsecured pre-petition claim for both periods.

Marketable Securities

The  marketable securities consist of common stock
in  Continental  Information  Systems  Corporation
received  by  the Partnership in the  distribution
made  December  27,  1994 by the  Trustee  of  the
Liquidating Estate of CIS Corporation, et al  with
respect  to the outstanding unsecured pre-petition
claim.  During the second quarter  of   1995,  the
stock   began   trading,  thereby   providing   an
objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                      Notes to Financial Statements
                               (Unaudited)

(3) Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                              1995      1994

Management fees            $  4,658   $ 7,243
Reimbursable expenses paid   49,989    39,263

                           $ 54,647   $46,506

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

(4)  Subsequent Events

On  July  20,  1995, the Partnership received  the
second  distribution  from  the  Trustee  of   the
Liquidating Estate of CIS Corporation, et al, with
respect to the unsecured pre-petition claim.   The
distribution   consisted  of  cash   proceeds   of
$193,239  and  12,463 shares of  common  stock  in
Continental Information Systems Corporation with a
carrying  value  of $31,158.  The cash  and  stock
will be reflected in the financial statements  for
the   third   quarter  of  1995.   Following   the
Trustee's  second distribution, the  Partnership's
unsecured  pre-petition claim has been settled  as
of   July   20,  1995  and  there  are  no   other
outstanding receivable balances.


             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Unaudited)

Results of Operations

The    following   discussion   relates   to   the
Partnership's operations for the quarter and six months ended June 30, 1995 in comparison to the same periods in 1994.

The  Partnership realized net income  of  $278,757
and  $174,435 for the quarters ended June 30, 1995
and  1994,  respectively.  Rental income decreased
$24,849  between  the three  month  periods.   The
decrease   is  primarily  due  to  the   continued
decrease  in  the  overall size of  the  equipment
portfolio.   The  sale of the equipment  portfolio
and the related leases did not occur until the end
of  June, 1995;  thus, there was no direct  impact
of  the  sale  on current quarter rental  revenue.
Interest income increased from 1994 as a result of
higher  average  short-term  investment  balances.
Other  income has increased from 1994 due  to  the
result  of the reduction of overstated liabilities
recorded in prior periods.  The decrease  in  gain
on  the  sale of equipment between the two periods
is primarily due to significant sales of equipment
carrying  lower  net  book values  in  the  second
quarter  of  1994.  The recovery of net  unsecured
pre-petition   claim  was  the   result   of   the
establishment of the carrying value of the stock received in the December 27, 1994 distribution from the Trustee of the Liquidating Estate of CIS
Corporation, et al. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total costs and expenses increased 14% during  the
second  quarter  of  1995  primarily  due   to   a
significant increase in general and administrative
expenses.   General  and  administrative  expenses
increased    due   to   the   establishment    and
satisfaction of outstanding liabilities related to
the  liquidation of the Partnership in 1995.   For
example, the Partnership will still need to  cover
costs  relating to investor reports, Schedule  K-1
preparation  and  mailings, etc.  The  Partnership
did  not recognize any depreciation expense in the
current  quarter due to a portion of the equipment
portfolio becoming fully depreciated in the  first
quarter  of  1995  and the sale of  the  equipment
portfolio.  Management fees expense was  lower  in
1994 than the quarter ended June 30, 1995, due  to
a  one  time adjustment for a change in method  on
which   management  fees  are   calculated.    The
reversal of provision for doubtful accounts is due to successful collection efforts on delinquent rents receivable.

The  Partnership realized net income  of  $323,346
and  $204,550  and rental income of  $115,886  and
$164,182  for the six months ended June  30,  1995
and  1994,  respectively.  Rental income decreased
$48,296   between  the  six  month  periods.    As
discussed  above  in  the  quarter  analysis,  the
decrease in rental income is primarily due to  the
continued  decrease  in the overall  size  of  the
equipment portfolio.  Interest income increased as
a  result  of higher average short-term investment
balances. Other income has increased from 1994 due
to  the  result  of  the reduction  of  overstated
liabilities recorded in prior periods.  The  large
1994  net  gain  on sale of equipment  is  due  to
significant  sales of equipment carrying  low  net
book  values  in the first quarter of  1994.   The
recovery  of net unsecured pre-petition claim  was
the  result  of the establishment of the  carrying
value  of  the stock received in the December  27,
1994   distribution  from  the  Trustee   of   the
Liquidating Estate of CIS Corporation, et al, as mentioned above. The receivables associated with the stock settlement had been fully reserved in a prior year; accordingly, the Partnership was able to show a recovery on those receivables as of June
30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Unaudited)

Total costs and expenses decreased $25,755 or  22%
during the first six months of 1995 primarily as a
result of lower depreciation expense exceeding the
increase  in general and administrative  expenses.
As   discussed  above  in  the  quarter  analysis,
depreciation  expense decreased  due  to  a  large
portion of the equipment portfolio becoming  fully
depreciated   and  the  sale  of   the   equipment
portfolio.   Management fees expense decreased  in
relation  to  the decline in rental  income.   The
reversal  of  provision for doubtful accounts  for
the  six  months  is due to successful  collection
efforts   on   delinquent  rents  receivable,   as
mentioned above.

The  Partnership recorded net income  per  Limited
Partnership Unit of $4.80 and $4.59 for the quarter and six months ended June 30, 1995, respectively.

Liquidity and Capital Resources

During  the  fourth quarter of 1994,  the  General
Partner  announced its intentions of winding  down
the  operations  of the Partnership  beginning  in
1995.   As of June 30, 1995, substantially all  of
the  assets have been liquidated and the  proceeds
have  been  accumulated to settle all  outstanding
liabilities  and  make a final  distribution.   As
discussed   in  note  4  Subsequent  Events,   the
Partnership   received  the   second   and   final
distribution  from the Trustee of the  Liquidating
Estate of CIS Corporation, et al, with respect  to
the    unsecured    pre-petition    claim.     The
distribution   consisted  of  cash   proceeds   of
$193,239  and  12,463 shares of  common  stock  in
Continental Information Systems Corporation with a
carrying  value  of $31,158.  The cash  and  stock
will be reflected in the financial statements  for
the   third   quarter  of  1995.   Following   the
Trustee's  second distribution, the  Partnership's
unsecured  pre-petition claim has been settled  as
of   July   20,  1995  and  there  are  no   other
outstanding receivable balances.

The  stock  cannot  be  sold  immediately  by  the
Partnership  due  to limitations  imposed  by  the
Securities  Exchange  Act of 1933  (the  "Exchange
Act").     Because TLP Leasing Programs, Inc., one
of  the  Corporate General Partners, is a  wholly-
owned   subsidiary   of  Continental   Information
Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act. In doing so, the Partnership anticipates selling the stock and distributing the proceeds to the investors in the form of a final distribution by the end of 1995.

The Partnership's investing activities for the six
months   resulted  in  the  sale  of  its   entire
equipment portfolio with a cost basis of $966,011, generating $83,762 in proceeds. Also associated with the equipment sales were $39,114 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment.


             WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                  (A Massachusetts Limited Partnership)

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                               (Unaudited)

Cash  distributions  are currently  at  an  annual
level of 4% per Limited Partnership Unit, or $5.00
per Limited Partnership Unit on a quarterly basis.
For   the   quarter  ended  June  30,  1995,   the
Partnership   declared  a  cash  distribution   of
$289,737,  of which $14,487 was allocated  to  the
General Partners and $275,250 was allocated to the
Limited  Partners.  The distribution will be  made
on  August  28,  1995.   As discussed  above,  the
Partnership   is   accumulating   its   cash    in
anticipation of a final distribution.

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


Date: August   14,   1995

By:   Arthur P. Beecher,
      President