Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II D
filed 1995-11-15
CIK 739712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-89177


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2819913
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                               ----------------


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

                                  Yes X    No
                                     ___      ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)


                                       INDEX                                                                        Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                        3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months
                           Ended September 30, 1995 and 1994                                                             4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                   5

                    Notes to Financial Statements                                                                    6 - 8

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                       9 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                               11

              Signature                                                                                                 12


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                      Assets                                        (Unaudited)                (Audited)
                                                                                      9/30/95                   12/31/94
Investment property, at cost:
   Computer equipment                                                              $            -             $        966,011
     Less accumulated depreciation                                                              -                      924,484
                                                                                                -                      -------
       Investment property, net                                                                 -                       41,527

Cash and cash equivalents                                                                  65,313                      871,445
Marketable securities (notes 2 & 4)                                                       107,523                            -
Rents receivable                                                                                -                        2,946
Accounts receivable - affiliates, net (note 2)                                                  -                            -
                                                                                           ------                        -----

       Total assets                                                                $      172,836             $        915,918
                                                                                   =      =======             =        =======

                        Liabilities and Partners' Equity

Liabilities:
   Accounts payable and accrued expenses - affiliates                              $            -             $         43,219
   Accounts payable and accrued expenses                                                        -                       70,321
   Unearned rental income                                                                       -                        4,769
                                                                                            -----                        -----

       Total liabilities                                                                        -                      118,309
                                                                                            -----                      -------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                        1,000
     Cumulative net income                                                              1,499,773                    1,414,723
     Cumulative cash distributions                                                     (1,500,773)                  (1,442,825)
                                                                                       ----------                   ----------
                                                                                                -                      (27,102)
                                                                                            -----                      -------

Limited Partners (55,050 units):
   Capital contribution, net of offering costs                                         24,523,033                   24,523,033
   Cumulative net income                                                                4,176,551                    3,715,479
   Cumulative cash distributions                                                      (28,514,801)                 (27,413,801)
                                                                                      -----------                  -----------
                                                                                          184,783                      824,711
                                                                                          -------                      -------
   Unrealized losses on marketable securities (note 4)                                    (11,947)                           -
                                                                                          -------                      -------
Total partners' equity                                                                    172,836                      797,609
                                                                                          -------                      -------

Total liabilities and partners' equity                                             $      172,836             $        915,918
                                                                                   =      =======             =        =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $            -    $      89,609         $     115,886      $     253,791
   Interest income                                     586            2,277                14,927              4,508
   Other income                                          -                -                62,524                  -
   Net gain on sale
     of equipment                                        -            6,549                54,291            162,432
   Recovery of net unsecured
     pre-petition claim (note 5)                   224,397                -               392,692                  -
                                                   -------           ------               -------             ------

Total revenue                                      224,983           98,435               640,320            420,731
                                                   -------           ------               -------            -------

Costs and expenses:
   Depreciation                                          -           32,525                12,056            102,252
   Interest                                              -              354                    43              1,683
   Related party expenses (note 3):
     Management fees                                     -            4,219                 4,658             11,462
     General and administrative                          -           26,388                81,466             79,217
   Net loss on sale of marketable
     securities                                      2,207                -                 2,207                  -
   (Reversal of) provision for
     doubtful accounts                                   -            4,181                (6,232)            (9,201)
                                                     -----            -----                ------             ------

Total costs and expenses                             2,207           67,667                94,198            185,413
                                                     -----           ------                ------            -------

Net income                                  $      222,776    $      30,768         $     546,122      $     235,318
                                            =      =======    =      ======         =     =======      =     =======

Net income (loss) per Limited
   Partnership Unit                         $         3.78    $        0.43         $        8.37      $       (3.91)
                                            =         ====    =        ====         =        ====      =       =====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                    1994
                                                                                             ----                    ----
Cash flows from operating activities:
   Net income                                                                           $       546,122         $      235,318
                                                                                        -       -------         -      -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                              12,056                102,252
       Net gain on sale of equipment                                                            (54,291)              (162,432)
       Net loss on sale of marketable securities                                                  2,207                      -
       Reversal of provision for doubtful accounts                                               (6,232)                (9,201)
       Net (increase) decrease in current assets                                               (190,274)                67,232
       Net decrease in current liabilities                                                     (118,309)              (198,755)
                                                                                               --------               --------

         Total adjustments                                                                     (354,843)              (200,904)
                                                                                               --------               --------

         Net cash provided by operating activities                                              191,279                 34,414
                                                                                                -------                 ------

Cash flows from investing activities:
   Purchase of investment property                                                                    -                 (1,137)
   Proceeds from sales of marketable securities                                                  77,775                      -
   Proceeds from sales of investment property                                                    83,762                224,345
                                                                                                 ------                -------

         Net cash provided by investing activities                                              161,537                223,208
                                                                                                -------                -------

Cash flows from financing activities:
   Principal payments on notes payable - affiliate                                                    -                (41,424)
   Cash distributions to partners                                                            (1,158,948)              (217,304)
                                                                                             ----------               --------

         Net cash used in financing activities                                               (1,158,948)              (258,728)
                                                                                             ----------               --------

Net decrease in cash and cash equivalents                                                      (806,132)                (1,106)

Cash and cash equivalents at beginning of period                                                871,445                 43,184
                                                                                                -------                 ------

Cash and cash equivalents at end of period                                              $        65,313         $       42,078
                                                                                        =        ======         =       ======

Supplemental cash flow information:
   Interest paid during the period                                                      $         1,120         $        1,683
                                                                                        =         =====         =        =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

In the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of June 30, 1995, all assets have been sold with the exception of the marketable securities and the unsecured pre-petition claim, and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. The
Partnership will not be terminated until the common stock in Continental Information Systems Corporation has been liquidated and the sales proceeds have been distributed to the Partners (see note 5 for further discussion).

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in accounts receivable - affiliates was $0 and $246,368, respectively, all of which was related to the unsecured pre-petition claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 4).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended September 30, 1995 and 1994 are as follows:


                                                     1995              1994
                                                     ----              ----

Management fees                                  $       4,658     $       11,462
Reimbursable expenses paid                              49,989             65,487
                                                        ------             ------

                                                 $      54,647     $       76,949
                                                 =      ======     =       ======

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

(4)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $11,947.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $119,470       $107,523      $       -          $        -
                                                                       ========       ========      =========          ==========


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(5)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 4 Subsequent Events, the Partnership received the second and final distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $193,239 and 12,463 shares of common stock in Continental Information Systems Corporation with a carrying value of $31,158. Following the Trustee's second distribution, the Partnership's net unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in 1994.

The Partnership realized net income of $222,776 and $30,768 for the quarters ended September 30, 1995 and 1994, respectively. Interest income decreased as a result of lower average short-term investment balances. The recovery of the net unsecured pre-petition claim was the result of the second and final distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased 97% in 1995 due to the Partnership's discontinued operations as of September 30, 1995. The Partnership was able to sell a portion of its marketable securities during the current quarter in accordance with the Securities and Exchange Commission restrictions, realizing a net loss of $2,207.

The Partnership realized net income of $546,122 and $235,318 and rental income of $115,886 and $253,791 for the nine months ended September 30, 1995 and 1994, respectively. Rental income decreased $137,905 between the nine month periods. The decrease in rental income is primarily due to the continued decrease of the equipment portfolio. Interest income increased as a result of higher average short-term investment balances. Other income has increased from 1994 due to the result of the reduction of overstated liabilities recorded in prior periods. The large 1994 net gain on sale of equipment is due to significant sales of equipment carrying low net book values in the first quarter of 1994. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 final distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994.

Total costs and expenses decreased $91,215 or 49% during the first nine months of 1995 primarily as a result of lower depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. Management fees expense decreased in relation to the decline in rental income. As mentioned above, the net loss on sale of marketable securities in the current quarter is due to the sale of stock having a fair value less than the carrying value.

During the quarter and nine months ended  September  30, 1995,  the  Partnership
recorded  net  income  per  Limited   Partnership   Unit  of  $3.78  and  $8.37,
respectively.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of June 30, 1995, substantially all of the assets have been liquidated and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. As discussed in note 5 Bankruptcy of Continental Information Systems Corporation, the Partnership received the second and final distribution from the Trustee, with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $193,239 and 12,463 shares of common stock in Continental Information Systems Corporation with a carrying value of $31,158. Following the Trustee's second distribution, the Partnership's unsecured pre-petition claim has been settled as of July 20, 1995 and there are no other outstanding receivable balances.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act. In doing so, the Partnership anticipates selling the stock and distributing the proceeds to the investors in the form of a final distribution by the end of 1995.

The Partnership's investing activities for the nine months resulted in the sale of its entire equipment portfolio with a cost basis of $966,011, generating $83,762 in proceeds. Also associated with the equipment sales were $39,114 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership's investing activities also resulted in the sale of marketable securities, with a cost basis of $79,982, generating $77,775 in proceeds.

Cash distributions are currently at an annual level of 1% per Limited Partnership Unit, or $1.25 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $72,434, of which $3,622 was allocated to the General Partners and $68,813 was allocated to the Limited Partners. The distribution will be made on November 28, 1995. As discussed above, the Partnership is accumulating its cash in anticipation of a final distribution. The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in future periods.


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


By:  Arthur P. Beecher,
     President


Date:  November 14, 1995
      -------------------